Form 10-Q/A
period 1994-09-30
COMMERCE CLEARING HOUSE INC
filed 1995-01-19
CIK 22366

COMMERCE CLEARING HOUSE, INC.
SEPTEMBER 30, 1994
EXHIBIT 27 TO FORM 10-Q

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE
 CONSOLIDATED STATEMENTS OF OPERATIONS AND CONSOLIDATED BALAN

                     Three Months Ended 9/30/94      Nine Months Ended 9/30/94
Item Number      Item Description     Amount in thousands, except share data
5-02(1)       Cash and cash items                  45,059
5-02(2)       Marketable securities                56,176
5-02(3)(a)(1) Notes and accounts receivable-trade 145,760
5-02(4)       Allowance for doubtful accounts     (19,198)
5-02(6)       Inventory                             7,183
5-02(9)       Total current assets                300,589
5-02(13)      Property, plant and equipment       295,268
5-02(14)      Accumulated depreciation           (174,309)
5-02(18)      Total assets                        527,697
5-02(21)      Total current liabilities           321,590
5-02(22)      Bonds, mortgages and similar debt         0
5-02(28)      Preferred stock - mandatory redemption    0
5-02(29)      Preferred stock - no mandatory redemption 0
5-02(30)      Common stock                         34,836
5-02(31)      Other stockholders' equity           48,793
5-02(32)      Total liabilities and stockholders' equity 83,629
5-03(b)1(a)   Net sales of tangible products             126,453  410,997
5-03(b)1      Total revenues                             126,453  410,997
5-03(b)2(a)   Cost of tangible goods sold                 62,121  202,900
5-03(b)2      Total costs and expenses applicable to
                sale and revenues                         62,121  202,900
5-03(b)3      Other costs and expenses                         0        0
5-03(b)5      Provision for doubtful accounts and notes    1,757    5,077
5-03(b)8      Interest and amortization of debt discount     164      541
5-03(b)10     Income(loss) before taxes and other items   (4,677)   9,398
5-03(b)11     Income tax expense(benefit)                 (1,900)   3,900
5-03(b)14     Income(loss) continuing operations          (4,677)   9,398
5-03(b)15     Discontinued operations                          0        0
5-03(b)17     Extraordinary items                              0        0
5-03(b)18     Cumulative effect-changes in accounts principles 0        0
5-03(b)19     Net income(loss)                            (2,777)   5,498
5-03(b)20     Earnings(loss) per share - primary            (.08)     .16
5-03(b)20     Earnings(loss) per share - fully diluted      (.08)     .16