Form 10-Q/A
period 1994-09-30
COMMERCE CLEARING HOUSE INC
filed 1995-02-24
CIK 22366

REVISED EXHIBIT INDEX

The purpose of this amendment is to include financial schedule EX-27 which was omitted from 10-Q-94, third quarter submission filed November 9, 1994.




	UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q

   (Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

	For the quarterly period ended:	  September 30, 1994

	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

	For the transition period from                   to

Commission file number 0-315


	COMMERCE CLEARING HOUSE, INC.
	(Exact Name of Registrant as
	specified in its charter)

            Delaware           		           36-0936850
(State or other jurisdiction of		(IRS Employer Identification No.)
incorporation or organization)

	2700 Lake Cook Road
	      Riverwoods, Illinois 60015
	(Address of principal executive offices)
	(Zip Code)

	                  (708) 267-7000
	(Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X   	No

	APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Outstanding as of
	Class of Common Stock	November 7, 1994

	Class A, $1.00 par value	17,123,812 shares
	Class B, $1.00 par value	16,910,822 shares

	This document is comprised of 15 pages

	COMMERCE CLEARING HOUSE, INC. AND SUBSIDIARIES

	PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No report on Form 8-K was filed by the Registrant during the three months ended September 30, 1994.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in his capacity as a duly authorized officer and chief financial officer of the registrant.

                                   COMMERCE CLEARING HOUSE, INC.
                                           (Registrant)



Date: November 7, 1994



                                             John I. Abernethy

                                          Chief Financial Officer































	-15-