Form 10-K405
COMMERCE CLEARING HOUSE INC
filed 1995-03-30
CIK 22366

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

   (Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	[FEE REQUIRED]

			For the fiscal year ended:
December 31, 1994
	OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 [NO FEE REQUIRED]

	For the transition period from
 to

	Commission file number 0-315

	CCH INCORPORATED
	(Exact Name of Registrant as
	specified in its charter)

	            Delaware
          36-0936850
	(State or other jurisdiction of
	(IRS Employer
	incorporation or organization)
	Identification No.)

		2700 Lake Cook Road
	      Riverwoods, Illinois
		  60015
	(Address of principal executive offices)
		(Zip Code)

Registrant's telephone number, including area code
(708) 267-7000
Securities registered pursuant to Section 12(g) of the
Act:

         Title of each class	Name of each
exchange on which registered
	Class A		NASDAQ
	Class B		NASDAQ

	Indicate by checkmark whether the registrant (1)
has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the registrant was required to file such
reports), and (2) has been subject to such filing
requirements for at least the past 90 days.
Yes   X   	No

	Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K. [X]

	As of March 27, 1995, 16,975,944 shares of Class
A Common Stock were outstanding and the aggregate market value of the Common Stock (based upon the closing bid price of these shares in the Over the Counter Market) of CCH INCORPORATED held by nonaffiliates was approximately $116 million.

	As of March 27, 1995, 16,465,054 shares of Class
B Common Stock were outstanding and the aggregate market value of the Common Stock (based upon the closing bid price of these shares in the Over the Counter Market) of CCH INCORPORATED held by nonaffiliates was approximately $106 million.

	DOCUMENTS INCORPORATED BY REFERENCE
	See Listing on Page 10




	FORM 10-K CONTENTS




PART I
                      Page

   Item  1.	Business  	 3
   Item  2.	Properties 	 3
   Item  3.	Legal Proceedings 	 5
   Item  4.	Submission of Matters to a Vote of
Security Holders 	 5

PART II

   Item  5.	Market for the Registrant's Common Stock
and
			Related Security Holder Matters	 6
   Item  6.	Selected Financial Data 	 6
   Item  7.	Management's Discussion and Analysis of
               	Financial Condition and Results of
Operations 	 6
   Item  8.	Financial Statements and Supplementary
Data 	 6
   Item  9.	Changes in and Disagreements with
Accountants on
			Accounting and Financial Disclosure 	 6

PART III

   Item 10.	Directors and Executive Officers of the
Registrant 	 7
   Item 11.	Executive Compensation 	 8
   Item 12.	Security Ownership of Certain Beneficial
Owners
			and Management 	 8
   Item 13.	Certain Relationships and Related
Transactions 	 8

PART IV

   Item 14.	Exhibits, Financial Statement Schedules
and
			Reports on Form 8-K 	 9

Signatures 		12
























	-2




 	PART I
ITEM 1.  BUSINESS

  (a)  General Development of Business

     CCH INCORPORATED (CCH), name changed from Commerce Clearing House, Inc. effective January 1,
1995, was incorporated in Delaware in 1927. The corporate headquarters is located at 2700 Lake Cook
Road, Riverwoods, Illinois 60015. The Company and its affiliated companies' principal products include (1) publication of looseleaf current news reports, books and electronic products primarily on the subjects of tax and business law, (2) corporate services for lawyers, financial managers and credit managers and
(3) computer software and services for use by professionals in processing income tax returns.

  (b)  Financial Information About Business Segments

	The sales and operating profit of each business segment and the identifiable assets attributable to each business segment for the three years ended
December 31, 1994 are set forth in Note I (Segment
Information) on pages 32 through 34 of the CCH 1994
Annual Report, which note is incorporated herein by reference.

  (c)  Narrative Description of Business

	The business of CCH and subsidiaries is
discussed on pages 7 through 9 of the CCH 1994 Annual
Report, which discussion is incorporated herein by reference.

  (d)  Foreign Operations

	Financial information relating to foreign and domestic operations for the three years ended December
31, 1994 is presented in Note I (Segment Information) on pages 32 through 34 of the CCH 1994 Annual Report, which note is incorporated herein by reference.

ITEM 2.  PROPERTIES

	The Company owns the following properties, listed by segment:

 Description of Property
	Location	   	    Square Ft.
Administrative, editorial
and production facilities:

Domestic Publishing		Riverwoods,
Illinois		235,000
 							St.
Petersburg, Florida		144,000
							San Rafael,
California		136,000
							Chicago,
Illinois			117,000
							Clark, New
Jersey			 75,000
							San Rafael,
California - (1)	 63,000












-3-

ITEM 2.  PROPERTIES (continued)

  Description of Property
	Location	    	    Square Ft.
Administrative, editorial
and production facilities:


International Publishing			Sydney,
Australia			163,200
							Don Mills,
Ontario		130,000
							Farnham,
Quebec			 51,125
							Auckland,
New Zealand		 43,200
							Bicester,
England			 42,400

Branch offices:

Legal Information Services			Wilmington,
Delaware		 24,000
		Dover, Delaware			  4,000

Administrative and Processing
Centers:

Computer Processing Services			Cedar Grove,
New Jersey		 54,000


	The Company leases the following space, listed by segment:

				 Year of
				  Lease
  Description of Property	Location	Square Ft. Expiration
Administrative, editorial
and production facilities:
Domestic Publishing	Chicago, Illinois 	225,000	2000
		Westfield, New
Jersey	58,500	2003
		Washington, D.C.	24,300	2000
		Lincolnwood,
Illinois	15,000	1995
		Cedar Rapids, Iowa	6,600	1998

Legal Information
Services	New York, New York	144,900	1999
                      	Washington, D.C.	22,000	2001
		New York, New York	12,400	1999		San Francisco,
		  California	 9,000	2000

Computer Processing
Services 	Torrance,
		  California	204,000	(6)	2008














	-4-
ITEM 2.  PROPERTIES (continued)

			Year of 	  Lease
  Description of Property	  Location
    	Square Ft.
Expiration
Sales and Branch Offices:

Domestic Publishing	Various - (2)	 113,300	1995-2002

International Publishing	Australia,
		  Various	    11,900	1995-2002
		Singapore	 9,200	1996
		Tokyo, Japan	1,100	1995
      	Various - (3)	       8,800	1995-1998
		Malaysia	500	1996
		London	500	1995-1999
Legal Information Services 	Various - (4)	    187,800	1995-2002

Computer Processing Support Services	Various - (5)	    169,249	1995-1998

(1) 1/2 of building used by CCH; 1/2 leased to an outside party
(2) Includes sales offices in 27 different states
(3) Includes sales offices in 4 Canadian Provinces
(4) Includes branch offices in 29 different states
(5) Includes offices in 6 different states
(6) Includes 20,000 square feet of space which has been sublet to an outside party and 57,000 square feet of space available for lease

ITEM 3.  LEGAL PROCEEDINGS

1) Robert Taglia, d/b/a Communications Control Ltd., a former consultant, filed an action against CCH in Lake County, IL alleging breach of contract, and seeking an amount in excess of $4.4 million. This action was settled out of court in 1994; the settlement did not have a material impact on the CCH balance sheet or statement of operations.

2)  NationBase, Inc., Clarkson & Sons, Inc. and Gavin
Clarkson filed suit against CCH in Texas alleging negligent misrepresentation and fraud and seeking judgment of an unspecified amount and punitive damages. The plaintiffs recently sent a letter to CCH demanding $11.5 million in actual damages including attorney fees, claiming that CCH violated the Texas
Deceptive Trade Practices Act. CCH filed a motion to dismiss the Texas action or alternatively enter an order abating the action. CCH has filed an action in Illinois for collection on a promissory note to CCH.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

	None
















	-5-


	PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED
         SECURITY HOLDER MATTERS

	(a)   Principal Market

	Principal market on which CCH's common stock is traded: NASDAQ Stock Market.

	(b)  Approximate Number of Holders of Common Stock

	The approximate number of holders of CCH's common stock as of February 10, 1995: 4,254 of Class A and
4,251 of Class B.  Of this number, approximately 2,456
Class A and B holders are Company employees who participate in stock ownership plans.

	(c)  Stock Price and Dividend Information

	The information concerning the range of prices of the Company's common stock and the dividend information is shown on page 38 of the CCH 1994 Annual
Report, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

	A presentation of selected financial data appears on page 11 of the CCH 1994 Annual Report, which data is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

	The discussion by management and its analysis of financial condition and results of operations is contained on pages 12 through 16 of the CCH 1994
Annual Report, which discussion is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Consolidated financial statements and the related notes for the three years ended December 31, 1994 are presented on pages 17 through 36 of the CCH 1994
Annual Report, which statements and related notes are incorporated herein by reference. Supplementary financial information on quarterly earnings statement data for the three years ended December 31, 1994 is included on page 39 of the CCH 1994 Annual Report, which supplementary financial information is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

	None














	-6-


	Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

Identification of Directors

	The names and ages of and family relationships among the Registrant's Directors, and the position held by the Registrant's Directors and the business experience of each Director are stated in the CCH
Proxy Statement dated March 2, 1995 in connection with its Annual Meeting to be held on March 30, 1995, under the caption "Election of Directors, which is incorporated herein by reference.

Identification of Executive Officers

	Listed below are the names and ages of the Registrant's executive officers, the position currently held by each officer, the business experience of each officer and the year of initial election as an executive officer:

											 Initially Elected
		Name		   Age						    as Officer
Oakleigh B. Thorne	62	Chairman of the Board	1975

Executive Committee:
Edward L. Massie (1)	65	President and Chief
Executive Officer	1976
Oakleigh Thorne	37	Member, CCH Executive
Committee	1988
Ralph C. Whitley	51	Member, CCH Executive
Committee	1978

Senior Officers:
John I. Abernethy	37	Finance (Chief
Financial Officer)	1990
Christopher Ainsley	36	Strategy	1992
JoAnn Augustine	47	Administration (Corp.
Secretary)	1992
Jonathan Copulsky	40 	Product/Customer
Management	1992
  Nancy McKinstry	36	Product Management	1992
  Stephen J. Uhring	48	Customer Management	1992
Richard G. Honor (2)	65	International	1988
John J. Lynch Jr.	36	Service Products	1993
Eric K. Marcus (3)	40	Technology	1992
Thomas N. Taylor	54	Operations	1984
Hugh J. Yarrington	52	Knowledge	1993
  James C. Rooney	61	Knowledge Teams	1993


	Each of the foregoing officers has served CCH or a
CCH subsidiary, either as a department manager, junior
officer or executive officer, for five years or more,
except for:
	John I. Abernethy	previously a partner
with Deloitte & Touche
 	Christopher Ainsley	previously a principal
with Booz-Allen &
Hamilton, and Marakon
Associates
	Jonathan Copulsky	previously a vice-
president with Booz-
Allen & Hamilton
	Nancy McKinstry	previously a principal
with Booz-Allen & Hamilton
	Eric K. Marcus (3)	previously with Coopers
& Lybrand and Financial
Decision Systems, Inc.
	Hugh J. Yarrington	previously Chief
Operating Officer at the
Bureau of National
Affairs

(1)	Retiring as President & CEO April 1995
(2)	Retired February 1995
(3)	Resigned February 1995



	-7-
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT (continued)


Other

	There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any CCH director or executive officer during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION

   Remuneration of Directors and Officers

	The information on the remuneration of directors and officers is contained in the CCH Proxy Statement dated March 2, 1995 in connection with its Annual
Meeting to be held on March 30, 1995, under the captions Summary Compensation Table, Options/SAR
Grants, Report of the Compensation Committee,
Shareholder Return Performance Information, Pension
Plan, and Supplemental Retirement Plan, which are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

  (a)  Security Ownership of Certain Beneficial Owners

	The information concerning persons who are known by CCH to own beneficially more than 5% of the Company's stock on February 10, 1995 is shown in the Proxy Statement for the 1995 Annual Meeting, under the caption "Stock Ownership of Principal Stockholders and
Management," which is incorporated herein by reference.

  (b)  Security Ownership of Management

	The information concerning the beneficial ownership of the Company's common stock by all directors and officers as a group is shown in the Proxy Statement for the 1995 Annual Meeting, under the caption "Stock Ownership of Principal Stockholders and
Management," which is incorporated herein by refer-ence.

  (c)  Changes in Control

	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

	None

	PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

  (a) 1.  Financial Statements

	The following consolidated financial statements of CCH INCORPORATED and subsidiaries are presented on pages 17 through 36 of the CCH 1994 Annual
Report, which pages are incorporated herein by reference:

Consolidated Statements of Operations for the
years ended December 31, 1994, 1993 and
1992
Consolidated Balance Sheets as of December 31,
1994 and 1993
Consolidated Statements of Cash Flows for the
years ended December 31, 1994, 1993 and
1992
	Consolidated Statements of Stockholders
Investment for the years ended December
31, 1994, 1993 and 1992
  	Notes to Consolidated Financial Statements for the three years ended December 31, 1994
  	Independent Auditors' Report

  (a)  2.  Financial Statement Schedules

Financial Statement

Schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

  (a)	 3.  Exhibit No.

	The following exhibits of CCH INCORPORATED are included in this report:

	(3)	By-laws of CCH INCORPORATED filed as
Exhibit 3 to the Companys
		Annual Report on Form 10-K for the year
ended December 31, 1993
		and incorporated herein by reference
	(4)	Revolving Credit Agreement By and Among
Commerce Clearing House,
		Inc., the Banks Signatory Thereto and
National Westminster Bank
		PLC, as agent for such banks, dated as
of July 1, 1994
	(10)	1993 Long Term Incentive Plan adopted
February 11, 1993 as 	amended
		and restated January 6, 1994 filed as
Appendix A to Proxy
		Statement dated March 3, 1995
	(13)	The Companys 1994 Annual Report to
Shareholders
	(21)	Subsidiaries of the Registrant
	(27)	Financial Data Schedule
	(99)	Certificate of Ownership and Merger
merging Commerce Clearing
		House Inc. into CCH INCORPORATED

  (b) Reports on Form 8-K

	On January 24, 1995, the Company filed a Report on Form 8-K announcing that it had changed its name from Commerce Clearing House, Inc. to CCH INCORPORATED and that its stock symbols were changed from CCLR A and CCLR B to CCHI A and CCHI B.

CCH INCORPORATED & Subsidiaries
	DOCUMENTS INCORPORATED BY REFERENCE

Part I

  Item 1 -  Business	Pages 7
through 9,
and 32
through 34
of CCH 1994
Annual
Report.

Part II

  Item 5 -  Market for the Registrant's	Page 38 of
CCH 1994
Annual
Report.
            Common Stock and Related
	         Security Holder Matters


  Item 6 -  Selected Financial Data	Page 11 of
CCH 1994
Annual
Report.

  Item 7 -  Management's Discussion 	Pages 12
through 16 of CCH 1994 Annual                   and
Analysis of Financial	Report.
            Condition and Results of
            Operations

  Item 8 -  Financial Statements and	Pages 17
through 39 of CCH 1994 Annual
            Supplementary Data	Report.

Part III

  Item 10 - Directors and Executive	CCH Proxy
Statement dated March 2, 1995
            Officers of the Registrant 	in
connectio
n with
its
Annual
Meeting
to be
			held on
March 30,
1995 under
the caption

Election of
Directors".

  Item 11 - Executive Compensation	CCH Proxy
Statement
dated March
2, 1995 in
connection
with its
Annual
Meeting to
be held on
March 30,
1995 under
the captions
"Election of
Directors",
Summary
Compensation
Table,
Options/SAR
Grants,
Report of
the
Compansation
Committee,
Pension
Plan,
Supplementa
l Plan.

  Item 12 - Security Ownership of	CCH Proxy
Statement dated March 2,
            Certain Beneficial Owners	1995 in
connection with its Annual
	         and Management	Meeting to
be held on
March 30,
1995, under
the caption
"Stock
Ownership of
Principal
Stockholders
and
Management.
Part IV

  Item 14 - Exhibits, Financial	Pages 17
through 36 of CCH
            Statement Schedules and	1994 Annual
Report.
            Reports on Form 8-K.

Exhibit No. 22  Subsidiaries




    Name of Subsidiary
	Organized in

CCH Asia Limited
	Delaware
    CCH Malaysia SDN. BHD.
	Malaysia
CCH Australia Limited
	Australia
    CCH New Zealand Limited					New
Zealand
CCH Canadian Limited
	Canada
    Les Publications CCH/FM Lte
	Canada
CCH Cayman Limited
	Grand Cayman, B.W.I.
CCH Editions Limited
	Delaware
CCH Europe, Inc.
	Delaware
CCH Japan Limited
	Delaware
CCH Legal Information Services, Inc.
	Delaware
    C T Corporation System
	Delaware
    Washington Service Bureau, Inc.
	District of Columbia

	All of the above subsidiaries are included in the consolidated financial statements furnished by this report and are wholly owned by CCH or the subsidiary below which such corporation's name is indented.

	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CCH
INCORPORATED has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			CCH
INCORPORATED


			 /s/
Edward L. Massie
			Edward
L. Massie

	President & Chief Executive Officer

	(Director)


			 /s/
John I. Abernethy
			John
I. Abernethy
			Chief
Financial Officer

Date:  March 30, 1995

	Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:


/s/    John C. Burton          	/s/
  Daniel K. Thorne
	John C. Burton		Daniel K. Thorne
		(Director)			(Director)


/s/    William C. Egan, III    	/s/
  Oakleigh B. Thorne
	William C. Egan, III		Oakleigh B. Thorne
		(Director)			(Director)


/s/    Richard T. Merrill      	/s/
  Oakleigh Thorne
	Richard T. Merrill		Oakleigh Thorne
		(Director)			(Director)


/s/    Ralph C. Whitley        	/s/
  Robert H. Mundheim
	Ralph C. Whitley		 Robert H. Mundheim
		(Director)			(Director)


Date:  March 30, 1995

	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CCH
INCORPORATED has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			CCH
INCORPORATED




			Edward
L. Massie

	President & Chief Executive Officer

	(Director)




			John
I. Abernethy
			Chief
Financial Officer

Date:  March 30, 1995

	Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:




	John C. Burton		Daniel K. Thorne
		(Director)			(Director)




	William C. Egan, III		Oakleigh B. Thorne
		(Director)			(Director)




	Richard T. Merrill		Oakleigh Thorne
		(Director)			(Director)



	Ralph C. Whitley		Robert H. Mundheim
		(Director)			 (Director)


Date:  March 30, 1995







-12-