Form 10-Q
period 1995-03-30
COMMERCE CLEARING HOUSE INC
filed 1995-05-15
CIK 22366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   (Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

	For the quarterly period ended:	  March 31, 1995

	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                  (708) 267-2000
(Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X   	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Outstanding as of
	Class of Common Stock	    May 10, 1995

	Class A, $1.00 par value	16,795,212 shares
	Class B, $1.00 par value	16,415,722 shares

This document is comprised of 12 pages


CCH INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   The following financial statements reflect the operations of CCH INCORPORATED and its subsidiaries for the three months ended March 31, 1995, with comparative statements for the corresponding period ended March 31, 1994. They also include comparative balance sheets for March 31, 1995 and December 31, 1994 and the related statements of cash flows for the three months ended March 31, 1995 and 1994. The consolidated financial statements should be read in conjunction with the accompanying notes. In the opinion of management, all adjustments which are necessary for a fair statement of financial results for these interim periods have been included.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)


                                    	          Three Months Ended
                                                    March 31
                                                1995        1994
REVENUES:
 Publishing	$ 96,583	$ 97,815
 Computer processing services   	24,007  	29,467
 Legal information services	     32,395	  27,967
                                	152,985	155,249
COSTS AND EXPENSES:
 Editorial, production and
  distribution costs             	70,435	70,773
 General and administrative      	32,215	35,092
 Commissions                      	12,426	11,859
 Advertising and other selling
  expenses	18,930	17,562
 Pensions and profit sharing	  3,072	  2,026
	137,078	137,312

OPERATING EARNINGS	      15,907 	 17,937

OTHER INCOME, NET	  1,800	    1,516

EARNINGS BEFORE INCOME TAXES	17,707 	  19,453

INCOME TAXES         	  7,350	   8,100

NET EARNINGS	$ 10,357	$ 11,353

NET EARNINGS PER SHARE	$  .31	 $  .33

CASH DIVIDENDS DECLARED	$ .175	$ .175

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING	33,729,031	34,209,898

See Notes to Consolidated Financial Statements






- -2-
CCH INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

ASSETS


	March 31, 	December 31,
	    1995    	    1994

CURRENT ASSETS:
  Cash and cash equivalents	$ 40,229  	$ 43,302
  Short-term investments	 3,157  	39,918
  Accounts receivable, less allowance
   for doubtful accounts 	174,974  	204,295
  Prepaid employee health care	23,927  	23,416
  Prepaid commissions	28,012  	29,415
  Inventories 	 7,673  	8,877
  Prepaid expenses and other	  7,063  	   5,876
         TOTAL CURRENT ASSETS	285,035  	355,099

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements 	13,581  	13,588
  Buildings and leasehold improvements	 96,256  	96,358
  Machinery and equipment	124,922  	119,436
  Furniture and office equipment	 63,491  	 65,939
	298,250  	295,321
  Accumulated depreciation and amortization	  (179,063) 	(175,818)
	119,187  	119,503
  Construction in progress	   4,679  	   4,500
	123,866  	124,003

OTHER ASSETS:
  Deferred tax assets	40,914  	40,852
  Intangible assets 	14,432  	15,629
  Commissions on unfilled orders
    not recorded in the financial
    statements 	21,366  	22,236
  Prepaid pension costs         	   7,940  	8,919
  Purchased software	6,722  	5,853
  Other	  8,768  	  8,565

   	$509,043  	$581,156





See Notes to Consolidated Financial Statements











- -3-








LIABILITIES AND STOCKHOLDERS' INVESTMENT


	March 31, 	December 31,
	    1995    	    1994

CURRENT LIABILITIES:
Accounts payable	$ 22,024	$ 20,164
Accrued expenses	27,827	33,083
Payroll and related withholdings	12,906	18,877
Taxes other than income taxes	7,956	13,193
Dividends payable	5,838	5,972
Income taxes 	4,323	978
Current portion of long-term
    obligations             	    633	  791
Reserve for restructuring 	5,106	7,522
Unearned revenue	213,456	263,234
      TOTAL CURRENT LIABILITIES	300,069	363,814

LONG-TERM LIABILITIES:
Accrued postretirement benefits 	96,097	94,639
Reserve for restructuring 	24,886	25,259
Other long-term liabilities	  5,526	  5,630
    TOTAL LONG-TERM LIABILITIES	126,509	125,528

STOCKHOLDERS' INVESTMENT:
Class A common stock, par value $1
  per share; authorized 40,000,000
  shares; issued 17,418,202 shares	17,418	17,418
Class B common stock, par value $1
  per share; authorized 40,000,000
  shares; issued 17,418,202 shares	17,418	17,418
Retained earnings 	 80,167	75,632
Cumulative translation adjustments	(6,423)	(5,159)
Treasury Stock, at cost; 570,890 shares
  of Class A and 999,780 shares of
  Class B at March 31, 1995; 294,390
  shares of Class A and 507,380 shares
  of Class B at December 31, 1994	(26,115)	(13,495)
	  82,465	 91,814

	$509,043	$581,156







CCH INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                               Three Months Ended
                                                    March 31
                                                1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Receipts from customers	$131,358	$174,632
Interest income	1,688	699
Payments to suppliers	(67,007)	(76,323)
Payments to employees	(73,884)	(60,397)
Income taxes paid, net of refunds received	(3,923)	 3,423
Payments to pension and profit
  sharing plans	(1,041)	(1,841)
Interest paid on long-term
  obligations	(5)	(183)
Other	   (742)	    272

NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES (NOTE C) 	(13,556)	  40,282

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,956)	(5,987)
Purchase of Treasury shares	(12,620)	0
Payments on long-term obligations	   (291)	 (1,203)

NET CASH USED IN FINANCING ACTIVITIES	(18,867)	 (7,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in short-term securities, net	36,467	  (32,271)
Cash paid for property, plant and equipment	(5,566)	(6,633)
Cash paid for capitalized purchased
  software	(869)	(1,279)
Proceeds from sale of property, plant and
  equipment	     55	     89

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES	 30,087	(40,094)

EFFECT OF EXCHANGE RATE CHANGES	   (737)	    418

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,073)	 (6,584)

CASH AND CASH EQUIVALENTS AT JANUARY 1	 43,302	  32,322

CASH AND CASH EQUIVALENTS AT MARCH 31	$ 40,229	$ 25,738


See Notes to Consolidated Financial Statements










- -4-


CCH INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


THREE MONTHS ENDED MARCH 31, 1995
(Unaudited)

A.	Basis of Presentation:

	The accompanying financial statements reflect the operations of CCH INCORPORATED and its subsidiaries for the three-month period ended March 31, 1995, with comparative statements for the corresponding period ended March 31, 1994. They also include comparative balance sheets for March 31, 1995 and December 31, 1994. The consolidated financial statements should be read in conjunction with the accompanying notes. The financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

	In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of financial results for these interim periods have been included. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results of the full year.

	The accounting policies of the Registrant, summarized in Note A of the Notes to Consolidated Financial Statements in the 1994 Annual Report and incorporated by reference in Form 10-K for the year ended December 31, 1994, are herein incorporated by reference. In addition, items such as payroll, bonuses, and certain production costs are accrued ratably during the year for interim reporting purposes and are included in current liabilities.

	Unearned Revenue:

	The Company's subscription and representation revenues are generally billed to customers at the beginning of the period of service, and, to the extent that the service period does not exceed one year, a receivable is recorded at that time. Orders for periods of service beyond one year which have not been invoiced are not reflected in the financial statements (such orders amount to $188.9 million at March 31, 1995, $156.6 million at December 31, 1994 and $209.3 million at March 31, 1994), except that commissions paid on these orders are recorded as an other asset.

	Revenues are recognized in the statement of operations when the service is performed. Costs and expenses other than commissions are recorded in the statement of operations as incurred. Unearned revenue on the balance sheet reflects the revenue to be recognized in the future (primarily within one year) on subscription and representation contracts.










- -5-
CCH INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

THREE MONTHS ENDED MARCH 31, 1995
(Unaudited)


B.	Segment Information:

	Comparative information about the Company's segments is as follows (in thousands):
	                                    Three Months Ended
                                         March 31
                                    1995         1994
REVENUES:
  Publishing:
    United States	$ 66,710  	$ 70,650
    International	 29,873  	 27,165
	 96,583  	 97,815
  Computer processing services	24,007  	29,467
  Legal information services	 32,395  	 27,967
	$152,985  	$155,249

OPERATING EARNINGS:
  Publishing:
    United States	$ (6,033)	$  (426)
    International	  7,045  	    5,613
	1,012  	5,187
  Computer processing services	10,320  	11,784
  Legal information services	  4,575  	    966
	15,907  	17,937
  Other income, net	  1,800  	  1,516
  Income before income taxes	$ 17,707  	$ 19,453


CAPITAL EXPENDITURES:
 Publishing:
   United States	$ 3,046  	$ 4,473
   International 	    508  	   661
	3,554  	5,134
 Computer processing services	161  	305
 Legal information services	    1,851  	  1,194
	$ 5,566  	$ 6,633

DEPRECIATION:
Publishing:
  United States	$ 2,178  	$ 1,664
  International 	  1,001  	   939
	3,179  	2,603
Computer processing services	598  	757
Legal information services	    1,318  	      1,188
	$ 5,095  	$ 4,548










- -6-


CCH INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
THREE MONTHS ENDED MARCH 31, 1995
(Unaudited)


C.  Supplementary Statements of Cash Flows Information:
    Reconciliation of Net Earnings with Cash Flows from Operating Activities:

                                        Three Months Ended
	                                         March 31
	                                       1995        1994
                                            (In thousands)

NET EARNINGS 	$ 10,357  	$ 11,353

ADD (DEDUCT) NONCASH ITEMS:
Depreciation	5,095  	 4,548
Bad debt expense	1,625  	1,898
Amortization of intangibles	1,600  	1,813
Deferred income taxes	(247)	(235)
Other	       -  	   (172)
	 18,430  	 19,205
CHANGES IN ASSETS AND LIABILITIES:
Decrease in unearned revenue	(48,733)	(28,327)
(Increase) decrease in trade
  accounts receivable	(28,781)	48,206
Decrease in other current assets	57,214  	 11,190
Decrease in current liabilities
  excluding restructure	(10,695)	(2,425)
Decrease in restructure reserve	(2,789)	(4,288)
Increase in accrued postretirement
   and postemployment benefits	1,450  	1,462
Increase in prepaid employee health care	(511)	(186)
Increase/decrease in other assets
    and liabilities	    809  	  (4,555)

NET CASH FLOWS PROVIDED BY(USED FOR)
 OPERATING ACTIVITIES	$(13,556)	$ 40,282























- -7-


CCH INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

THREE MONTHS ENDED MARCH 31, 1995
(Unaudited)

D.	1993 Long-Term Incentive Plan:

	The Company's 1993 Long-Term Incentive Plan (the Plan) was adopted February 11, 1993 and amended and restated January 6, 1994 to take into account certain amendments to the Internal Revenue Code.

	The Company has reserved 2,000,000 shares of Class B common stock for issuance under the Plan. The Plan will expire on February 10, 2003 and no additional awards or grants can be made after that date.

	Awards and grants under the Plan may be made in the form of nonqualified stock options, "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights, performance shares, stock units, restricted stock, or cash. The Board presently anticipates that awards will generally be made in the form of stock options. The exercise price of a nonqualified stock option may be equal to, less than or greater than the fair market value of a share of Class B common stock on the date of grant of the option.

Options outstanding are summarized as follows:
			Option Price
	                                     Options		Per Share
	Balance at January 1, 1994	820,000  	$16.625
	Options granted	  266,250  	$17.000
	Balance at December 31, 1994	   1,086,250
	Options granted 	        290,000  	$16.25-$16.75
	Options forfeited	  (193,750)	$16.625-$17.00
	Balance at March 31, 1995	 1,182,500

	Vesting provisions are determined by the Board of Directors compensation committee at the time of grant. All options expire ten years from the date of grant. Options granted in 1993 generally become exercisable at the rate of one-eighth per year beginning at the end of the second year from the date of grant, and at one-fourth per year beginning at the end of the fourth year from the date of grant. Options granted in 1994 generally become exercisable at the rate of one-half on the second anniversary of the date of grant and one-fourth on each the third and fourth anniversaries of the date of grant. Some options in 1995 generally become exercisable at the rate of one-third on each of the second, third and fourth anniversaries of the date of grant. Other options granted in 1995 generally become exercisable at the rate of one-eighth on each of the second and third anniversaries and one-fourth on each of the fourth, fifth and sixth anniversaries. A few key executives have accelerated vesting for the 1993 and 1994 grants, due to their proximity to retirement age. At
March 31, 1995, 151,250 options were exercisable. At December 31, 1994 no options were exercisable.

E.	Reclassifications:

	Certain 1994 amounts have been reclassified to conform to 1995 presentation.






- -8-


CCH INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition
	    and Results of Operations

Financial Condition:  March 31, 1995 Compared to December 31, 1994

Liquidity and Capital Resources. The Company's publishing and legal information services segments generally require payment in advance for services, and accordingly, the Company maintains a liquid financial position.

	Management believes that cash and short term investments decreased during the first quarter of 1995 due to billing and collection delays arising from conversion to a new order management system in late 1994. Additionally, Legal information services experienced delays in releasing their renewal billings in late 1994, resulting in delayed collections. The impact of these delays on the Companys cash flow is estimated to be approximately $50.0 million and is expected to be recovered throughout the remainder of 1995.

	During the first quarter of 1995, the Companys Board of Directors authorized an additional $10.0 million for the purchase of treasury stock; at March 31, 1995, $3.9 million was available under this authorization. From April 1, 1995 through May 10, 1995, an additional $0.9 million was used for the purchase of 54,800 shares of treasury stock.

	The $5.6 million used for capital expenditures during the quarter ended March 31, 1995 was primarily used for upgrading computer equipment in domestic publishing and legal information services.

Results of Operations: Three Months Ended March 31, 1995 Compared to
                       Three Months Ended March 31, 1994

	Consolidated revenues for the quarter ended March 31, 1995 were $153.0 million, a $2.3 million or 1.5% decrease from the comparable 1994 quarter. A $4.4 million increase in Legal information services segment (LIS) was offset by a $5.5 million decrease in the Computer processing services segment and a $1.2 million decrease reported by the Publishing segment.

	Consolidated operating income of $15.9 million in the first quarter of 1995 declined $2.0 million from the 1994 quarter. The $3.6 million improvement by LIS could not fully offset a $1.4 million decrease by Computer processing services, and a $4.2 million decrease in Publishing. Consolidated net income of $10.4 million or $.31 per share in 1995 compares to $11.4 million or $.33 per share in 1994.



















- -9-


CCH INCORPORATED AND SUBSIDIARIES

Results of Operations: Three Months Ended March 31, 1995 Compared to
                       Three Months Ended March 31, 1994 (cont')

	Publishing: Publishing revenue of $96.6 million decreased $1.2 million from 1994; the decrease was comprised of a $3.9 million decrease in the United States and a $4.7 million increase internationally. The $4.2 million operating profit decrease in publishing was comprised of a $5.6 million decrease in the United States and a $1.4 million increase internationally.

	Domestic publishing revenue of $66.7 million decreased by $3.9 million or 5.6% from the first quarter of 1994. Sales of electronic products remained strong and now comprise over 15 percent of domestic publishing revenues.
Revenues from traditional print looseleaf products declined at an accelerating rate as customers continue to migrate to electronic media, particularly in the federal income tax areas. While new sales of subscription products remained strong, renewal of subscriptions declined during the first quarter.
Management believes that some of this decrease is the result of disruptions and delays in fulfillment, customer service, billing and renewal solicitation activities caused by the conversion of the Companys order management system.

	The $6.0 million operating loss reported by domestic publishing in 1995 compares to a loss of $0.4 million in 1994. The decrease is the result of lower revenue and increases in customer service and marketing which have offset savings from reductions in operations and order processing arising from completed reeingineering initiatives.

	International publishing reported revenues of $29.9 million, a $2.7 million or 10.0% increase over 1994. In constant dollars, sales increased $1.5 million or 5.4% principally in Europe and Australia.

	International publishing reported 1995 operating income of $7.0 million, a $1.4 million increase over the prior year primarily due to the revenue increase.

Computer Processing Services: In mid 1994, the Computer processing services segment discontinued its 1040 Solutions product line which had contributed revenues of approximately $7.0 million and operating earnings of approximately $5.0 million in the first quarter of 1994. This product line was expected to be only marginally profitable on an annual basis.

	Revenue for the quarter, adjusted for the discontinued product line, increased $1.5 million or 6.9% over 1994 levels. Operating income in the first quarter of 1995, adjusted for the discontinued product line, was $3.5 million higher than the first quarter of 1994. Reengineering initiatives implemented by the Company in 1993 and 1994 have resulted in significantly lower operating costs for this segment.

Legal Information Services: LIS revenue of $32.4 million showed a $4.4 million or 15.8% increase from 1994. The increase resulted from gains in representation services as well as strong sales of UCC and trademark searches.

	LIS contributed operating earnings of $4.6 million in 1995 compared to $1.0 million in 1994. This substantial increase in performance is a result of both revenue increases and a reduced cost structure arising from implementation of key reengineering initiatives during 1994.






- -10-


CCH INCORPORATED AND SUBSIDIARIES

Results of Operations: Three Months Ended March 31, 1995 Compared to
                       Three Months Ended March 31, 1994 (cont')


Known Trends, Events and Commitments: In February 1995, the Company announced a voluntary early retirement program for employees who will have completed 25 years or more of credited service by the end of 1995. This program, which provided an enhanced pension and benefits package, was offered to approximately 260 employees. During the second quarter of 1995, the Company will record a one time operating cost charge of approximately $9.1 million including a non-cash charge of approximately $3.0 million to cover the costs of the 123 participating employees.













































- -11-



PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
		The Annual Meeting of Shareholders was held on March 30, 1995, and all nominees to the Board of Directors named in the Registrant's Proxy Statement were elected.  Approximately 77.9% of the outstanding shares of Class A common stock were voted.  The vote on such resolution was as follows:

		Director			Votes For	   Votes Withheld
		John C. Burton		13,166,798		107,560
		William C. Egan, III	13,147,791		126,567
		Edward L. Massie		13,166,644		107,714
		Robert H. Mundheim	13,166,833		107,525
		Daniel K. Thorne		13,166,738		107,620
		Oakleigh B. Thorne	13,166,103		108,255
		Oakleigh Thorne		13,166,736		107,622
		Ralph C. Whitley		13,166,785		107,573


	A resolution to appoint Deloitte & Touche LLP to conduct the annual audit of the financial statements of the Registrant for the year ending December 31, 1995. The result of such vote was as follows:

		For - 13,247,307 shares of Class A common stock Against - 21,630 shares of Class A common stock Abstain - 5,421 shares of Class A common stock

Item 6. Exhibits and Reports on Form 8-K

		(b) No report on Form 8-K was filed by the Registrant during the three months ended March 31, 1995.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in his capacity as a duly authorized officer and chief financial officer of the registrant.

	                                       CCH INCORPORATED
				                          (Registrant)
Date: May 15, 1995


									/s/   John I. Abernethy
									    	John I. Abernethy
									 Chief Financial Officer














- -12-