Form 10-Q
period 1995-06-30
COMMERCE CLEARING HOUSE INC
filed 1995-08-11
CIK 22366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      June 30, 1995
                                         ----------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from --------------- to -------------

Commission file number 0-315
                       -----

                               CCH INCORPORATED
                               ----------------
                          (Exact Name of Registrant as
                            specified in its charter)

           Delaware                                36-0936850
- ------------------------------             -----------------------------
(State or other jurisdiction of          (IRS EmployerIdentification No.)
 incorporation or organization)

2700 Lake Cook Road
Riverwoods, Illinois 60015
- ---------------------------------------
(Address of principal executive offices)
(Zip Code)

                 (708) 267-7000
- ---------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X        No
    -----      -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding as of
     Class of Common Stock                       August 1, 1995
     ---------------------                     -----------------
     Class A, $1.00 par value                    16,652,912 shares
     Class B, $1.00 par value                    16,397,122 shares



This document is comprised of 14 pages


CCH INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

   The following financial statements reflect the operations of CCH INCORPORATED and its subsidiaries for the three and six-months ended June 30, 1995, with comparative statements for the corresponding periods ended June 30, 1994. These statements also include comparative balance sheets for June 30, 1995 and December 31, 1994 and the related statements of cash flows for the six months ended June 30, 1995 and 1994. The consolidated financial statements should be read in conjunction with the accompanying notes. In the opinion of management, all adjustments which are necessary for a fair statement of financial results for these interim periods have been included.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       -------------------------------------
                         (In thousands, except share data)
                                    (Unaudited)

                                  Three Months        Six Months
                                  Ended June 30      Ended June
30
                                  -------------      ------------
- -
                               1995     1994      1995      1994
REVENUES:
  Publishing                 $ 93,422  $90,780  $190,005  $188,594
  Tax compliance software      10,889   10,389    34,896    39,856
  Legal information services   33,353   28,127    65,748    56,094
                              -------- --------  --------  --------
                              137,664  129,296   290,649   284,544

COSTS AND EXPENSES:
  Editorial, production and
    distribution costs         66,556   69,000   136,991   140,484
  General and administrative   34,849   34,088    67,064    68,468
  Commissions                  11,348   11,095    23,774    22,954
  Advertising and other
   selling expenses            19,681   20,244    38,611    37,805
 Pensions and profit sharing    1,808    2,160     4,880     4,186
 Provision for voluntary early
   retirement program Note E)   9,700      -       9,700      -
                             --------  -------  --------  ---------
                              143,942  136,587   281,020   273,897
                             --------  -------  --------  ---------

OPERATING EARNINGS (LOSS)      (6,278)  (7,291)    9,629    10,647

OTHER INCOME, NET               1,300    1,912     3,100     3,427
                             --------  -------  --------  ---------
EARNINGS (LOSS) BEFORE INCOME
  TAXES                        (4,978)  (5,379)   12,729    14,074

INCOME TAXES EXPENSE (BENEFIT) (2,070)  (2,300)    5,280     5,800
                              --------  -------  -------  ---------
NET EARNINGS (LOSS)           $(2,908) $(3,079)  $ 7,449  $  8,274
                              ========  =======  =======  =========

NET EARNINGS (LOSS) PER SHARE    (.09) $  (.09)  $   .22  $    .24
                              ========  =======  =======  =========
CASH DIVIDENDS DECLARED        $  .175 $   .175  $   .35  $    .35

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING     33,182,659  34,157,248  33,454,336 34,183,427
                         ==========  ==========  ========== ==========

See Notes to Consolidated Financial Statements

                              CCH INCORPORATED AND SUBSIDIARIES
                              ---------------------------------
                                 CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share amounts)
                                    (Unaudited)

                                       ASSETS
                                       ------

                                       June 30,   December 31,
                                       1995        1994
                                      --------   ------------
CURRENT ASSETS:
 Cash and cash equivalents             $ 22,502      $ 43,302
 Short-term investments                     584        39,918
 Accounts receivable, less allowance
  for doubtful accounts                 192,293       197,295
 Prepaid employee health care            23,927        23,416
 Prepaid commissions                     28,306        29,415
 Inventories                             10,271         8,877
 Prepaid expenses and other              11,222         5,876
                                       ---------     ---------
TOTAL CURRENT ASSETS                    289,105       348,099
                                       ---------     ---------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                  13,646        13,588
  Buildings and leasehold improvements   96,720        96,358
  Machinery and equipment               127,833       119,436
  Furniture and office equipment         64,498        65,939
                                       ---------      --------
                                        302,697       295,321
  Accumulated depreciation and
    amortization                       (183,821)     (175,818)
                                       ---------     ---------
                                        118,876       119,503
  Construction in progress                6,498         4,500
                                       ---------     ---------
                                        125,374       124,003
                                       ---------     ---------

OTHER ASSETS:
 Deferred tax assets                     43,794        40,852
 Intangible assets                       13,290        15,629
 Commissions on unfilled orders not
   recorded in the financial statements  20,251        22,236
 Prepaid pension costs                   13,568         8,919
 Capitalized software                     7,050         5,853
 Other                                    8,816         8,565
                                       ----------    ---------
                                        106,769       102,054
                                       ----------    ---------
TOTAL ASSETS                           $521,248      $574,156
                                       ==========    =========

See Notes to Consolidated Financial Statements.

                             CCH INCORPORATED AND SUBSIDIARIES
                             ---------------------------------
                                 CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share amounts)
                                          (Unaudited)

                         LIABILITIES AND STOCKHOLDERS INVESTMENT
                         ----------------------------------------
                                         June 30,   December 31,
                                           1995         1994
                                         --------   ------------

CURRENT LIABILITIES:
 Accounts payable                       $ 11,210      $20,164
 Accrued expenses                         33,020       33,083
 Payroll and related withholdings         14,332       18,877
 Taxes other than income taxes             2,724        6,193
 Dividends payable                         5,807        5,972
 Income taxes                              2,626          978
 Current portion of long-term
   obligations                               179          791
 Reserve for restructuring and
   voluntary early retirement
   program (E and F)                      15,801        7,522
 Unearned revenue (Note A)               240,301      263,234
                                        ---------     --------
TOTAL CURRENT LIABILITIES                326,000      356,814
                                        ---------     --------
LONG TERM LIABILITIES:
 Accrued postretirement benefits          97,257       94,639
 Reserve for restructuring (Note F)       22,251       25,259
 Other liabilities                         5,277        5,361
 Long-term obligations                       148          269
                                        ---------    ---------
TOTAL LONG-TERM LIABILITIES              124,933      125,528
                                        ---------    ---------
STOCKHOLDERS INVESTMENT:
 Class A common stock, par value $1
 per share; authorized 40,000,000
 shares, issued 17,418,202 shares         17,418       17,418
Class B common stock, par value $1
 per share; authorized 40,000,000
 shares; issued 17,418,202 shares         17,418       17,418
Retained earnings                         71,469       75,632
Cumulative translation adjustments        (6,889)      (5,159)
Treasury stock, at cost: 744,890
  shares of Class A and 1,004,080
  shares of Class B at June 30, 1995,
  294,390 shares of Class A  and
  507,380 shares of Class B at
  December 31, 1994                      (29,101)     (13,495)
                                        ---------     --------
TOTAL STOCKHOLDERS INVESTMENT            70,315       91,814
                                        ---------     --------
TOTAL LIABILITIES AND
 STOCKHOLDERS INVESTMENT               $521,248     $574,156
                                       =========    =========


                        CCH INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)
                                  (Unaudited)

                                           Six Months
                                          Ended June 30
                                          -------------
                                         1995        1994
                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Receipts from customers                $270,054     $315,537
 Interest income                           2,361        1,477
 Payment to suppliers                   (152,422)    (128,964)
 Payments to employees                  (119,234)    (130,258)
 Income taxes paid, net of refunds
   received                               (7,998)         207
 Payments to pension and profit
   sharing plans                          (6,207)      (3,593)
 Interest paid on long-term
   obligations                               (79)        (377)
 Other                                       (62)         453
                                         --------     --------

NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES (NOTE C)           (13,587)      54,482
                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                           (11,778)     (11,973)
 Purchase of treasury shares              (15,606)      (2,476)
 Payments on long-term obligations           (843)      (1,320)
                                         ----------   ----------
NET CASH USED IN FINANCING ACTIVITIES     (28,227)     (15,769)
                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Changes in short-term securities, net     39,023      (11,719)
 Cash paid for property, plant and
   equipment                              (13,207)     (12,372)
 Cash paid for capitalized software        (2,311)      (2,067)
 Proceeds from sale of property,
   plant and equipment                        123          886
                                         ---------     --------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                     23,628      (25,272)
                                         ---------     --------
EFFECT OF EXCHANGE RATE CHANGES            (2,614)         593
                                         ---------     --------

NET INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                        (20,800)      14,034

CASH AND CASH EQUIVALENTS AT JANUARY 1     43,302       32,322
                                          --------     --------

CASH AND CASH EQUIVALENTS AT JUNE 30      $22,502      $46,356
                                          ========     ========

See Notes to Consolidated Financial Statements

CCH INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

SIX MONTHS ENDED JUNE 30, 1995
(Unaudited)
- --------------------------------

A. Basis of Presentation:
- -------------------------

   The accompanying financial statements reflect the operations of CCH INCORPORATED and its subsidiaries for the three and six-month periods ended June 30, 1995, with comparative statements for the corresponding periods ended June 30, 1994. They also include comparative balance sheets for June 30, 1995 and December 31, 1994. Beginning in the second quarter of 1995, the computer processing services segment was renamed to tax compliance software. The consolidated financial statements should be read in conjunction with the accompanying notes.

   The financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Certain 1994 amounts have been reclassified to conform to 1995 presentation.

   In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of financial results for these interim periods have been included. The results of operations for the three and six-month periods ended June 30, 1995 are not necessarily indicative of the results of the full year.

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

Unearned Revenue:
- ----------------

   The Company's subscription and representation revenues are generally billed to customers at the beginning of the period of service, and, to the extent that the service period does not exceed one year, a receivable is recorded at that time. Orders for periods of service beyond one year which have not been invoiced are not reflected in the financial statements (such orders amount to $143.5 million at June 30, 1995, $156.6 million at December 31, 1994 and $230.7 million at June 30, 1994), except that commissions paid on these orders are recorded as an other asset.

   Revenues are recognized in the statements of operations when the service is performed. Costs and expenses other than commissions are recorded in the statements of operations as incurred. Unearned revenue on the balance sheets reflect the revenue to be recognized in the future (primarily within one year) on subscription and representation contracts.



                   CCH INCORPORATED AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
          --------------------------------------------------------

                     SIX MONTHS ENDED JUNE 30, 1995
                     ------------------------------
                             (Unaudited)

B.  Segment Information:

    Comparative information about the Company's segments is as
follows                                  (in thousands):

                              Three Months           Six Months
                              Ended June 30        Ended June 30
                              -------------        -------------
                             1995      1994       1995      1994
                             ----       ----      ----      ----
REVENUES:
 Publishing:
   United States             $ 67,098   $ 65,235   $133,808  $135,886
   International               26,324     25,545     56,197    52,708
                              --------  --------  ---------  ---------
                               93,422     90,780    190,005   188,594
Tax compliance software        10,889     10,389     34,896    39,856
Legal information services     33,353     28,127     65,748    56,094
                              --------  --------  ---------  ---------
                             $137,664   $129,296   $290,649  $284,544
                             =========  ========  =========  =========

OPERATING EARNINGS (LOSS):
Publishing:
   United States             $ (3,606)  $(11,661)  $ (9,639) $(12,087)
   International                3,554      3,616     10,599     9,229
                              --------  --------  ---------  ---------
                                  (52)    (8,045)       960    (2,858)
Tax compliance software        (1,366)    (1,862)     8,954     9,922
Legal information services      4,840      2,616      9,415     3,583
                              --------  --------  ---------  ---------
                             $  3,422   $ (7,291)  $ 19,329  $ 10,647
Provision for voluntary early
    retirement program          9,700        -        9,700      -
                             ---------  --------   ---------  --------
                             $ (6,278)  $ (7,291)  $  9,629  $ 10,647
                             =========  ========   =========  ========

CAPITAL EXPENDITURES:
Publishing:
   United States             $  3,994   $  2,643   $  7,040  $  7,116
   International                  680        594      1,188     1,255
                              --------  --------  ---------  ---------
                                4,674      3,237      8,228     8,371
Tax compliance software           316        185        477       490
Legal information services      2,651      2,317      4,502     3,511
                              --------  --------  ---------  ---------
                             $  7,641   $  5,739   $ 13,207   $ 12,372
                              ========  ========  =========  =========

DEPRECIATION:
Publishing:
   United States             $  2,347   $  1,876   $  4,525  $  3,540
   International                  990        977      1,991     1,916
                              --------  --------  ---------  ---------
                                3,337      2,853      6,516     5,456
Tax compliance software           590        697      1,188     1,454
Legal information services      1,618      1,386      2,936     2,574
                              --------  --------  ---------  ---------
                             $  5,545   $  4,936   $ 10,640   $ 9,484
                              ========  ========  =========  =========



                         CCH INCORPORATED AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
         ------------------------------------------------------
                                SIX MONTHS ENDED JUNE 30, 1995
                                ------------------------------
                                        (Unaudited)

C.   Supplementary Statements of Cash Flows Information:
     Reconciliation of Net Earnings with Cash Flows from Operating
      Activities:

                                          Six Months
                                         Ended June 30
                                       ---------------

                                         1995        1994
                                         ----        ----
                                          (in thousands)

NET EARNINGS                            $ 7,449      $ 8,274

ADD (DEDUCT) NONCASH ITEMS:
 Depreciation                            10,640        9,484
 Bad debt expense                         3,875        3,320
 Amortization of intangibles              3,011        3,901
 Deferred income taxes                   (2,971)          (7)
                                       ----------    ----------
                                         22,004       24,972

CHANGES IN ASSETS AND LIABILITIES:
 Decrease in unearned revenue           (20,919)     (43,390)
 Decrease in trade account
    receivable                            4,200      (74,501)
 Increase in other current assets       (10,037)      (5,719)
 Increase (decrease)in current
    liabilities excluding restructure   (14,880)      12,346
 Increase (decrease)in restructure
    reserve                               5,270       (7,768)
 Increase in accrued postretirement
    and postemployment benefits           2,551        3,374
 Increase in prepaid employee health
    care                                   (511)        (250)
 Increase/decrease in other assets
    and liabilities                      (1,265)      (3,584)
                                        ---------   ---------

NET CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES                 $(13,587)    $ 54,482
                                       =========    =========

CCH INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
- --------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 1995
(Unaudited)
- -------------------------------

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

   Awards and grants under the Plan may be made in the form of nonqualified stock options, "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights, performance shares, stock units, restricted stock, or cash. The Board presently anticipates that awards will generally be made in the form of stock options. The exercise price of a nonqualified stock option may be equal to, less than, or greater than the "fair market value" of a share of Class B common stock on the date of grant of the option.

Options outstanding are summarized as follows:

                                       Options       Option Price
                                                     Per Share
                                       -------       ------------

Balance at January 1, 1994                820,000     $16.625
Options granted                           266,250     $17.000
                                        ----------
Balance at December 31, 1994            1,086,250
Options granted                           413,000    $16.25-$16.75
Options forfeited                        (281,250)   $16.625-$17.00
                                        ----------
Balance at June 30, 1995                1,218,000
                                        ==========


   Vesting provisions are determined by the Board of Directors compensation committee at the time of grant. All options expire ten years from the date of grant. Options granted in 1993 generally become exercisable at the rate of one-eighth per year beginning at the end of the second year from the date of grant, and at one-fourth per year beginning at the end of the fourth year from the date of grant. Options granted in 1994 generally become exercisable at the rate of one-half on the second anniversary of the date of grant and one-fourth on each of the third and fourth anniversaries of the date of grant. Some options granted in 1995 become exercisable at the rate of one-third on each of the second, third and fourth anniversaries of the date of grant. Other options granted in 1995 generally become exercisable at the rate of one-eighth on each of the second and third anniversaries and one-fourth on each of the fourth, fifth and sixth anniversaries. A few key executives have accelerated vesting for the 1993 and 1994 grants, due to their proximity to retirement age. At June 30, 1995, 136,250 options were exercisable. At December 31, 1994 no options were exercisable.

CCH INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SIX MONTHS ENDED JUNE 30, 1995
(Unaudited)

E.   Provision for Voluntary Early Retirement Program:

   During the second quarter of 1995, the Company recorded a $9.7 million provision for costs related to a voluntary early retirement program. Announced in February 1995, the early retirement program was offered to employees who would have completed 25 years or more of credited service by the end of 1995. This program provided an enhanced pension and benefits package and was offered to approximately 260 employees. At the conclusion of the program, 127 employees accepted the offer.

   The Company expects to realize annual cost savings of approximately $9 million by replacing less than 30% of all positions affected by the program. The provision of $9.7 million includes the costs for enhanced pension benefits, medical, severance and outplacement services. The program was offered to all eligible employees in each of the Company's business segments. The cost of each segment's participants for publishing, tax compliance software and legal information services segments were $8.4 million, $.4 million and $.9 million, respectively. At June 30, 1995, $6.8 million is included in the reserve for restructuring for costs associated with employees that accepted the retirement offer but elected a late 1995 separation date.

F.  Reserve for Restructured Operations:

   During 1993 and 1992, the Company recorded restructuring charges totaling $86 million. The 1993 charge of $36 million included $24.5 million for the publishing segment to consolidate its North American printing and fulfillment operations in 1994, streamline editorial processes and consolidate the separate direct sales organizations of publishing and tax compliance software in 1993; $4.5 million for legal information services to reconfigure its branch and central office operations throughout 1994; and $7 million for the tax compliance software segment to close the corporate mainframe data center located in Torrance, California.

   The 1992 charge of $50 million included the estimated costs the tax compliance software segment would incur shifting its primary product line from mainframe-based service bureau processing of tax returns to tax return software and services using microcomputer-based tax processing software. The segment closed 29 of its 31 tax processing centers, discontinued its mainframe service bureau product line, disposed of ancillary products, reduced its selling, general and administrative staffs, and vacated excess space at the segment's leased headquarters facility in Torrance, California.

   During the first six months of 1995, the Company incurred expenditures of approximately $4.8 million related to the 1992 and 1993 restructuring charges. Over half the expenditures were incurred for severance and other related costs arising from domestic publishing workforce reductions. Lease payments for vacated facilities comprised the majority of the remaining expenditures. Over the next twelve months, approximately $5 million is expected to be incurred for vacant space lease payments and severance costs when the data center is planned to close by December 31, 1995.

CCH INCORPORATED AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 1995
(Unaudited)

F.  Reserve for Restructured Operations:(cont')

   The Company has been actively marketing approximately 100,000 square feet of excess space in its Torrance facility. Through June 30, 1995, approximately 40,000 square feet have been sublet at current market rates that are considerably less than the rates the Company is obligated to pay. In addition, the restructuring activities in domestic publishing and legal information services segments, that were contemplated in the 1993 restructuring are expected to conclude by the end of 1995. Management believes that established reserves are adequate to cover the expected remaining costs to be incurred. With continued success in subleasing excess space and the completion of the planned closing of the corporate data center later in 1995, management expects to finalize the reserve requirements and, if necessary, record any adjustments to the restructuring reserves.

CCH INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
Condition
       and Results of Operations

Financial Condition: June 30, 1995 Compared to December 31, 1994

Liquidity and Capital Resources. The Company's publishing and legal information services segments generally require payment in advance for services and, accordingly, the Company maintains a liquid financial position.

   Cash and short term investments decreased approximately $60 million during the six months ended June 30, 1995. The installation of the new order management, billing and accounts receivable systems in 1994 delayed billing and dunning processes in the domestic publishing and legal information services (LIS) segments. The Company estimates that these delays have adversely impacted cash flows by approximately $70 million. During the second quarter, domestic publishing completed issuance of delayed invoicing and in July, completed the first statementing cycle on the new computer system. LIS segment completed issuance of delayed invoices during the first quarter of 1995 and activated its new dunning processes using the new system during the second quarter of 1995. Management believes that concerted collection efforts during the third and fourth quarters will bring cash and short term investment balances back to historical levels.

   During the second quarter of 1995, the Company recorded a $9.7 million provision for costs related to a voluntary early retirement program which includes a non-cash charge of $4.7 million primarily from a pension settlement loss. The Company believes that it has sufficient liquid assets to absorb the working capital requirements of the voluntary early retirement charges and the continued expenditures from the 1992 and 1993 restructuring charges.

   For the six months of 1995, the Company purchased $15.6 million of treasury stock, 450,500 shares of Class A and 496,700 shares of Class B. At June 30, 1995 $.9 million remains in accumulated treasury stock authorization. In July 1995, the Company's Board of Directors authorized an additional $5.0 million for the repurchase of treasury stock.

   During the six months ended June 30, 1995, the Company purchased $13.2 million of capital expenditures, primarily for upgrading computer equipment in domestic publishing and legal information services.

Results of Operations: Three Months Ended June 30, 1995 Compared
to
                       Three Months Ended June 30, 1994
                       -----------------------------------------

   Consolidated revenue for the quarter of $137.7 million is $8.4 million or 6.5 percent higher than 1994. Revenues increased in all three business segments with a $5.2 million increase in LIS, $2.7 million in publishing, and $.5 million in tax compliance software revenue.

   Second quarter operating earnings of $3.4 million increased $10.7 million over 1994 operating losses, prior to the provision for the voluntary early retirement program. The improvements over 1994 reflect strong revenue growth in LIS accompanied with increased revenues in publishing and tax compliance software. In addition, the operating results reflect large reductions in operating costs from re-engineering initiatives in domestic publishing and LIS segments. Operating results for the second quarter include a pre-tax charge of $9.7 million, or $.17 per share, for a previously announced voluntary early retirement program. The annual payroll and benefits savings from the program will be approximately $5 million for 1995 and $9 million in 1996.

   Consolidated net loss of $2.9 million or $.09 per share in 1995 compares to a loss of $3.1 million or $.09 per share in 1994.

CCH INCORPORATED AND SUBSIDIARIES

Results of Operations: Three Months Ended June 30, 1995 Compared to
                       Three Months Ended June 30, 1994 (cont')
                       ------------------------------------------

Publishing: Revenue for the quarter of $93.4 million increased $2.6 million from 1994, primarily from domestic publishing revenue improvements of $1.8 million. Increased revenue is due primarily to improved sales in books and electronic products and the recapture of expirations that occurred in the first quarter of 1995. International publishing revenue of $26.3 million increased $.8 million for the quarter. Revenue increases from our European operations were offset by decreases in our Australian operations. Exchange rate movements had an immaterial effect on international publishing results for the quarter.

   Prior to the voluntary early retirement provision charge of $8.4 million, the operating loss of $.1 million improved $8.0 million from 1994 primarily from reduced costs in domestic publishing. Domestic publishing operating improvements reflect reduced manufacturing costs associated with outsourcing a significant percent of domestic products and closing two printing locations during 1994, and reduced direct material costs as a greater percentage of new sales are delivered on less expensive CD-ROM media. In addition, 1994 operating losses included significant costs that were incurred supporting new order processing, sales force automation, content management initiatives and new product introduction costs. International operating earnings decreased $.1 million for the quarter. Decreased operating profits from our Australian operations more than offset improved earnings in Canadian and European operations.

Tax Compliance Software: Revenue for the quarter of $10.9 million increased $.5 million from 1994. Increased revenues in software sales offset the declines in service bureau revenue.

   Operating losses of $1.4 million improved $.5 million from 1994, prior to the provision of $.4 million for the voluntary early retirement program in 1995. The operating earnings increase reflects the increased revenues.

Legal Information Services: Revenue of $33.4 million increased
$5.2 million or 18.6 percent over 1994. Statutory representation services, sales of new electronic products and services supporting recent merger and acquisition activity contributed to the increases.

   Operating profit of $4.8 million increased $2.2 million from 1994, prior to the provision of $.9 million for the voluntary early retirement program in 1995. Operating profit increases were generated by significant revenue increases and an improved cost structure as benefits from the completion of reengineering efforts were realized.

Other Income, net: Other income decreased $.6 million from 1994 due to declines in investment income as a result of delayed cash receipts and generally lower interest rates.

Results of Operations: Six Months Ended June 30, 1995 Compared to
                       Six Months Ended June 30, 1994
                       ------------------------------------------

   Consolidated revenues for the six months ended June 30, 1995 were $290.6 million, a $6.1 million or 2.2 percent increase from the comparable 1994 period. A $9.7 million increase in the LIS segment and a $1.4 million increase in the publishing segment were offset by a $5.0 million decrease in the tax compliance software segment.

   Consolidated operating income of $19.3 million for the first six months of 1995 increased $8.7 million from 1994, prior to the voluntary early retirement provision. Significant increased operating earnings in legal information services of $5.9 million and publishing of $3.8 million were slightly offset by declines in tax compliance software of $1.0 million.

CCH INCORPORATED AND SUBSIDIARIES

Results of Operations: Six Months Ended June 30, 1995 Compared to
                       Six Months Ended June 30, 1994 (cont')
                       ------------------------------------------

   Net earnings of $7,449,000 or $.22 per share compared to $8,274,000, or $.24 per share, in 1994.

Publishing: Publishing revenue of $190.0 million increased $1.4 million from 1994; the increase was comprised of a $2.1 million domestic decrease and a $3.5 million international increase. Domestic publishing revenue decrease was due to expirations on calendar year products, delays in renewal programs and declines in federal income tax and business law revenue which more than offset increased revenue in books and on-line fees. Sales of books and electronic products remain strong. Revenues from traditional print looseleaf products declined at an accelerated rate as customers continue migrating to electronic media, particularly CD-ROM. However, print products continue to provide a significant revenue base. International publishing revenues increased $3.5 million or 6.6% over 1994, principally in Europe and Australia.

   The $3.8 million increase in operating profit, prior to the voluntary early retirement provision, was comprised of a $2.4 million domestic increase and a $1.4 million international increase. The improvement in domestic operating results for the six-month period reflects reduced manufacturing costs associated with outsourcing a significant percent of domestic publishing products, the closing of two printing locations during 1994, and reduced direct material costs as a greater percentage of new sales are delivered on less expensive CD-ROM media. In addition, 1994 operating losses included significant costs that were incurred supporting the new order processing system, sales force automation, content management initiatives and new product introduction costs. International publishing operating earnings increased over the prior year primarily due to the revenue increases.

Tax Compliance Software: Revenues decreased $5.0 million over 1994 and operating earnings decreased $1.0 million from 1994. The Company discontinued its 1040 Solutions product line in mid-1994, converting a large number of customers to its principal product line, ProSystem fx. For the first quarter of 1994, 1040 Solutions contributed approximately $7 million of revenues and $5 million of operating earnings to this segment's financial results. However, the product line was expected to be only marginally profitable in 1994. After eliminating the impacts of the product line discontinuation, revenues increased $2.1 million or 4.5% and operating profits increased $4.0 million, prior to the provision for the voluntary early retirement program.

Legal Information Services: LIS revenue of $65.7 million showed a $9.7 million or 17.2% increase from 1994. The strong growth in revenue from this segment is due to statutory representation services, sales of new electronic products and services supporting recent merger and acquisition activity.

    LIS contributed operating earnings of $9.4 million, prior to the provision for the voluntary early retirement program, in 1995 compared to $3.6 million in 1994. This substantial increase in performance is a result of both continued revenue increases and a reduced cost structure arising from implementation of key reengineering initiatives over the last few years.

Known Trends, Events and Commitments: During the second quarter, the Company completed a mid-year reforecast. Based on the continued strong revenue growth in LIS and tax compliance software, an upgrade from the original 1995 target of $42 million in consolidated operating profit was warranted. The Company has revised the internal target to $50.0 million in operating earnings for 1995, excluding the provision for early retirement charges. The Company expects to set a target of $70 to $75 million in operating profits for 1996 primarily from continued improvements in LIS and improved operating earnings in domestic publishing, from the impacts of reengineering.

CCH INCORPORATED AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (b) No report on Form 8-K was filed by the Registrant during the three months ended June 30, 1995.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in his capacity as a duly authorized officer and chief financial officer of the registrant.

    CCH INCORPORATED
    (Registrant)


/s/   John I. Abernethy
- -------------------------
 Chief Financial Officer








Date: August 11, 1995