Form 10-Q
period 1995-09-30
COMMERCE CLEARING HOUSE INC
filed 1995-11-09
CIK 22366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:        September 30, 1995
                                             -------------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from --------------- to ----------

Commission file number 0-315
                       -----

                        CCH INCORPORATED
                        ----------------
                  (Exact Name of Registrant as
                   specified in its charter)

            Delaware                               36-0936850
------------------------------              ---------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation or organization)

2700 Lake Cook Road
Riverwoods, Illinois 60015
---------------------------------------
(Address of principal executive offices)
(Zip Code)

                  (708) 267-7000
---------------------------------------------------
(Registrants telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X        No
    ----          -----

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                                              Outstanding as of
       Class of Common Stock                    November 8, 1995
       ----------------------                  ------------------
-
     Class A, $1.00 par value                  16,638,512 shares
     Class B, $1.00 par value                  16,397,122 shares

This document is comprised of 13 pages

CCH INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------------------------------

   The following financial statements reflect the operations of CCH INCORPORATED and its subsidiaries for the three and nine-months ended September 30, 1995, with comparative statements for the corresponding periods ended September 30, 1994. These statements also include comparative balance sheets for September 30, 1995 and December 31, 1994 and the related statements of cash flows for the nine months ended September 30, 1995 and 1994. The consolidated financial statements should be read in conjunction with the accompanying notes. In the opinion of management, all adjustments which are necessary for a fair statement of financial results for these interim periods have been included.

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(In thousands, except share data)
(Unaudited)

                                       Three Months   Nine Months
                                    Ended September 30    Ended September 30
                                    ------------------    -------
-----------
                                    1995      1994    1995     1994
REVENUES:
  Publishing                        $ 93,175 $ 93,292 $283,180 $281,886
  Tax compliance software              4,650    4,384   39,546   44,240
  Legal information services          33,624   28,777   99,372   84,871
                                     -------  -------   ------- -------
                                     131,449  126,453  422,098  410,997
                                     -------  -------   -------  -------
COSTS AND EXPENSES:
  Editorial, production and
    distribution costs                66,532   63,730  203,523  207,451
  General and administrative          28,972   35,449   96,036  100,884
  Commissions                         11,705   10,977   35,479   33,828
  Advertising and other
    selling expenses                  20,926   20,963   59,537   58,661
  Pensions and profit sharing            785    1,827    5,665    6,019
  Recovery of 1992 and 1993
    restructuring reserves (Note F)   (4,700)    -      (4,700)   -
  Provision for voluntary early
    retirement program (Note E)         -        -       9,700    -
                                     -------  -------   -------  -------
                                     124,220  132,946  405,240  406,843
                                     -------  -------   ------- -------

OPERATING EARNINGS (LOSS)              7,229   (6,493)  16,858    4,154

OTHER INCOME, NET                          6    1,816    3,106    5,244
                                      ------   ------    ------ -------

EARNINGS (LOSS) BEFORE
  INCOME TAXES                         7,235   (4,677)  19,964    9,398

INCOME TAXES EXPENSE (BENEFIT)         2,610   (1,900)   7,890    3,900
                                      ------  -------   -------  -------

NET EARNINGS (LOSS)                 $  4,625 $ (2,777) $12,074 $  5,498
                                     =======  =======   =======  =======

NET EARNINGS (LOSS) PER SHARE       $    .14 $   (.08) $    .36 $    .16
                                     =======  ========  =======  =======

CASH DIVIDENDS DECLARED             $   .175 $   .175   $   .525 $   .525
                                     =======  =======   =======  ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING         33,046,396  34,056,199 33,316,861  34,140,552
                             ==========  ========== ==========  ==========

See Notes to Consolidated Financial Statements

CCH INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
----------------------------
(In thousands, except share amounts)
(Unaudited)

                                                   ASSETS

                                       September 30,      December 31,
                                            1995              1994
                                        -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents               $ 31,951          $43,302
  Short-term investments                       300           39,918
  Accounts receivable, less allowance
    for doubtful accounts                  187,898          197,295
  Prepaid employee health care              24,291           23,416
  Prepaid commissions                       28,785           29,415
  Inventories                               10,618            8,877
  Prepaid expenses and other                10,065            5,876
                                          --------           -------
TOTAL CURRENT ASSETS                       293,908          348,099
                                          --------           -------
PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                     13,742           13,588
  Buildings and leasehold improvements      97,778           96,358
  Machinery and equipment                  129,847          119,436
  Furniture and office equipment            65,427           65,939
                                          --------          --------
                                           306,794          295,321
  Accumulated depreciation and
    amortization                          (189,973)        (175,818)
                                           -------          -------
                                           116,821          119,503
  Construction in progress                   7,685            4,500
                                          --------          --------
                                           124,506          124,003
                                          --------          --------

OTHER ASSETS:
  Deferred tax assets                       41,944           40,852
  Commissions on unfilled orders not
    recorded in the financial statements    22,060           22,236
  Intangible assets                         12,148           15,629
  Prepaid pension costs                      7,320            8,919
  Capitalized software                       6,673            5,853
  Other                                      8,831            8,565
                                          --------          --------
                                            98,976          102,054
                                          --------          --------
TOTAL ASSETS                              $517,390         $574,156
                                          ========          ========

See Notes to Consolidated Financial Statements


                      LIABILITIES AND STOCKHOLDERSINVESTMENT
                      --------------------------------------

                                         September 30,   December 31,
                                             1995           1994
                                          ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                          $  8,116       $ 20,164
  Accrued expenses                            38,803         34,061
  Payroll and related withholdings            17,151         18,877
  Taxes other than income taxes                4,059          6,193
  Dividends payable                            5,797          5,972
  Current portion of long-term
    obligations                                  223            791
  Reserve for restructuring and
    voluntary early retirement
    program (Notes E and F)                    8,233          7,522
  Unearned revenue (Note A)                  244,510        263,234
                                             -------        -------
TOTAL CURRENT LIABILITIES                    326,892        356,814
                                             -------        -------

LONG TERM LIABILITIES:
  Accrued postretirement benefits             99,015         95,013
  Reserve for restructuring (Note F)          17,021         25,259
  Other liabilities                            4,783          4,987
  Long-term obligations                           82            269
                                             -------        -------
TOTAL LONG-TERM LIABILITIES                  120,901        125,528
                                             -------        -------
STOCKHOLDERS INVESTMENT:
  Class A common stock, par value $1
    per share; authorized 40,000,000
    shares, issued 17,418,202 shares          17,418         17,418
  Class B common stock, par value $1
    per share; authorized 40,000,000
    shares; issued 17,418,202 shares          17,418         17,418
  Retained earnings                           70,312         75,632
  Cumulative translation adjustments          (5,341)        (5,159)
  Treasury stock, at cost: 779,690
    shares of Class A and 1,021,080
    shares of Class B at September 30,
    1995; 294,390 shares of Class A
    and 507,380 shares of Class B at
    December 31, 1994                        (30,210)       (13,495)
                                             -------        -------
TOTAL STOCKHOLDERS INVESTMENT                 69,597         91,814
                                             -------        -------
TOTAL LIABILITIES AND
  STOCKHOLDERS INVESTMENT                   $517,390       $574,156
                                             =======        =======

See Notes to Consolidated Financial Statements

                     CCH INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                      (Unaudited)

                                                   Nine Months
                                               Ended September 30
                                            1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts from customers                  $407,159          $433,724
  Interest income                             1,979             3,381
  Payment to suppliers                     (202,374)         (181,985)
  Payments to employees                    (190,888)         (197,383)
  Income taxes paid, net of
    refunds received                        (10,095)             (903)
  Payments to pension and profit
    sharing plans                            (3,561)           (4,439)
  Interest paid on long-term
    obligations                                 (27)             (541)
  Other                                       1,031               713
                                            --------          --------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES (NOTE C)               3,224            52,567
                                             -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                            (17,568)          (17,935)
  Purchase of treasury shares               (16,715)           (3,060)
  Payments on long-term obligations            (985)           (1,794)
                                            --------          --------

NET CASH USED IN FINANCING ACTIVITIES       (35,268)          (22,789)
                                             -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in short-term investments           39,551             5,436
  Cash paid for property,
    plant and equipment                     (16,428)          (21,456)
  Cash paid for capitalized software         (3,090)           (2,891)
  Proceeds from sale of property,
    plant and equipment                          286              931
                                             -------           -------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                       20,319           (17,980)
                                            --------          --------
EFFECT OF EXCHANGE RATE CHANGES                 374               939
                                             -------          ---------
NET INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                          (11,351)           12,737

CASH AND CASH EQUIVALENTS AT JANUARY 1       43,302            32,322
                                            --------         ---------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30  $ 31,951           $45,059
                                            ========         ========

See Notes to Consolidated Financial Statements

CCH INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1995
------------------------------------
(Unaudited)
A. Basis of Presentation:
    ---------------------

The accompanying financial statements reflect the operations of CCH INCORPORATED and its subsidiaries for the three and nine-month periods ended September 30, 1995, with comparative statements for the corresponding periods ended September 30, 1994. They also include comparative balance sheets for September 30, 1995 and December 31, 1994. Beginning in the second quarter of 1995, the computer processing services segment was renamed to tax compliance software. The consolidated financial statements should be read in conjunction with the accompanying notes.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of financial results for these interim periods have been included. The results of operations for the three and nine-month periods ended September 30, 1995 are not necessarily indicative of the results of the full year.

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

Unearned Revenue:
----------------

The Companys subscription and representation revenues are generally billed to customers at the beginning of the period of service, and, to the extent that the service period does not exceed one year, a receivable is recorded at that time. Orders for periods of service beyond one year which have not been invoiced are not reflected in the financial statements (such orders amount to $180.2 million at September 30, 1995, $156.6 million at December 31, 1994 and $224.6 million at September 30,
1994), except that commissions paid on these orders are recorded in other assets.

Revenues are recognized in the statements of operations when the service is performed. Costs and expenses other than commissions are recorded in the statements of operations as incurred.
Unearned revenue on the balance sheets reflect the revenue to be recognized in the future (primarily within one year) on subscription and representation contracts.

CCH INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
--------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1995
------------------------------------
(Unaudited)

B. Segment Information:
    -------------------
Comparative information about the Companys segments is as follows
(in thousands):

                                    Three Months         Nine Months
                                  Ended September 30   Ended September 30
                                   1995     1994      1995     1994
REVENUES:
  Publishing:
    United States                 $ 66,709  $ 67,457  $200,517 $203,343
    International                   26,466    25,835    82,663   78,543
                                   -------   -------   -------  -------
                                    93,175    93,292   283,180  281,886
  Tax compliance software            4,650     4,384    39,546   44,240
  Legal information services        33,624    28,777    99,372   84,871
                                   -------   -------   -------  -------
                                  $131,449  $126,453  $422,098 $410,997
                                   =======   =======   =======  =======
OPERATING EARNINGS (LOSS):
  Publishing:
    United States                 $   (919) $ (9,348) $(10,558) $(21,434)
    International                    4,085     4,905    14,684    14,134
                                   -------   -------    ------    ------
                                     3,166    (4,443)    4,126    (7,300)
  Tax compliance software           (6,561)   (6,206)    2,393     3,716
  Legal information services         5,924     4,156    15,339     7,738
                                   -------   -------    ------     ------
                                     2,529    (6,493)   21,858     4,154
  Recovery of 1992 and 1993
    restructuring reserves           4,700      -        4,700       -
  Provision for voluntary early
    retirement program                -         -       (9,700)      -
                                   -------   -------   -------    -------
                                  $  7,229  $ (6,493) $ 16,858  $  4,154
                                   =======   =======   =======   =======

CAPITAL EXPENDITURES:
  Publishing:
    United States                 $  1,240  $  5,595  $  8,280  $12,711
    International                      279       498     1,467    1,753
                                   -------   -------   -------  --------
                                     1,519     6,093     9,747   14,464
  Tax compliance software              548       300     1,025      790
  Legal information services         1,154     2,691     5,656    6,202
                                   -------   -------   -------   -------
                                  $  3,221  $  9,084  $ 16,428 $ 21,456
                                   =======   =======   =======  =======

DEPRECIATION:
  Publishing:
    United States                 $  2,453  $  1,982  $  6,978 $  5,522
    International                    1,004       966     2,995    2,882
                                   -------   -------   -------  -------
                                     3,457     2,948     9,973    8,404
  Tax compliance software              391       629     1,579    2,083
  Legal information services         1,473     1,205     4,409    3,779
                                   -------   -------   -------  -------
                                  $  5,321  $  4,782  $ 15,961 $ 14,266
                                   =======   =======   =======  =======

CCH INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
--------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1995
------------------------------------
(Unaudited)

C. Supplementary Statements of Cash Flows Information:
   Reconciliation of Net Earnings with Cash Flows from Operating
    Activities:

                                                Nine Months
                                             Ended September 30
                                             ------------------
                                            1995            1994
                                            ----            ----
                                               (in thousands)
NET EARNINGS                               $12,074         $5,498
ADD (DEDUCT) NONCASH ITEMS:
  Depreciation                              15,961         14,266
  Bad debt expense                           6,561          5,077
  Amortization of intangibles                4,127          6,034
  Deferred income taxes                     (3,091)           564
                                            ------          ------
                                            35,632         31,439

CHANGES IN ASSETS AND LIABILITIES:
  Decrease in unearned revenue             (18,504)       (51,113)
  Decrease in trade accounts
    receivable                               9,564         73,411
  Increase in other current assets         (12,179)       (10,249)
  Increase (decrease)in current
    liabilities excluding restructure      (11,427)        18,472
  Decrease in restructure reserve          (7,528)        (11,504)
  Increase in accrued postretirement
    and postemployment benefits              3,867          5,583
  Increase in prepaid employee health care    (875)          (490)
  Increase/decrease in other assets
    and liabilities                          4,674         (2,982)
                                           -------         -------

NET CASH FLOWS PROVIDED BY
  OPERATING ACTIVITIES                    $  3,224        $52,567
                                           =======        =======


CCH INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
-------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1995
------------------------------------
(Unaudited)

D. 1993 Long-Term Incentive Plan:
    -----------------------------

The Companys 1993 Long-Term Incentive Plan (the Plan) was adopted
February 11, 1993 and amended and restated January 6, 1994 to take into account certain amendments to the Internal Revenue
Code.

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

Options outstanding are summarized as follows:

                                                  Option Price
                                 Options          Per Share
                                   -------         -----------
Balance at January 1, 1994         820,000            $16.625
Options granted                    266,250            $17.000
Balance at December 31, 1994     1,086,250
Options granted                    417,000         $16.25-$21.00
Options forfeited                 (286,250)        $16.25-$17.00
Balance at September 30, 1995    1,217,000

Vesting provisions are determined by the Board of Directors compensation committee at the time of grant. All options expire ten years from the date of grant. Options granted in 1993 generally become exercisable at the rate of one-eighth per year beginning at the end of the second year from the date of grant, and at one-fourth per year beginning at the end of the fourth year from the date of grant. Options granted in 1994 generally become exercisable at the rate of one-half on the second anniversary of the date of grant and one-fourth on each of the third and fourth anniversaries of the date of grant. Some options granted in 1995 become exercisable at the rate of one-third on each of the second, third and fourth anniversaries of the date of grant. Other options granted in 1995 generally become exercisable at the rate of one-eighth on each of the second and third anniversaries and one-fourth on each of the fourth, fifth and sixth anniversaries. A few key executives have accelerated vesting for the 1993 and 1994 grants, due to their proximity to retirement age. At September 30, 1995, 143,750 options were exercisable. At December 31, 1994 no options were exercisable.

E. Provision for Voluntary Early Retirement Program:
   -------------------------------------------------
During the second quarter of 1995, the Company recorded a $9.7 million provision for costs related to a voluntary early
retirement program. Announced in February 1995, the early
retirement program was offered to employees who will complete 25 years or more of credited service by the end of 1995. This
program provided an enhanced pension and benefits package and was offered to approximately 260 employees. At the conclusion of the program, 128 employees accepted the offer.

CCH INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 1995
(Unaudited)

E. Provision for Voluntary Early Retirement Program (Continued):
   -------------------------------------------------------

The Company expects to realize annual cost savings of approximately $9 million by replacing less than 30% of all positions affected by the program. The provision of $9.7 million includes the costs for enhanced pension benefits, medical, severance and outplacement services. The program was offered to all eligible employees in each of the Companys domestic business segments. The cost for the publishing, tax compliance software and legal information services segments were $8.4 million, $.4 million and $.9 million, respectively. At September 30, 1995,
$2.3 million is included in the reserve for restructuring for costs associated with employees who accepted the retirement offer but elected a late 1995 separation date.

F.  Reserve for Restructured Operations:
    -----------------------------------

During 1993 and 1992, the Company recorded restructuring charges totaling $86 million. The 1993 charge of $36 million included
$24.5 million for the publishing segment to consolidate its North
American printing and fulfillment operations in 1994, streamline editorial processes and consolidate the separate direct sales organizations of publishing and tax compliance software in 1993;
$4.5 million for legal information services to reconfigure its branch and central office operations throughout 1994; and $7.0 million for the tax compliance software segment to close the corporate mainframe data center located in Torrance, California.

The 1992 charge of $50 million included the estimated costs the tax compliance software segment would incur shifting its primary product line from mainframe-based service bureau processing of tax returns to tax return software and services using microcomputer-based tax processing software. The segment closed
29 of its 31 tax processing centers, discontinued its mainframe service bureau product line, disposed of ancillary products, reduced its selling, general and administrative staffs, and vacated excess space at the segments leased headquarters facility in Torrance, California.

During the first nine months of 1995, the Company incurred expenditures of approximately $5.1 million related to the 1992 and 1993 restructuring charges. Over half the expenditures were incurred for severance and other related costs arising from domestic publishing workforce reductions. Lease payments for vacated facilities comprised the majority of the remaining expenditures. Over the next twelve months, approximately $6.0 million is expected to be incurred for vacant space lease payments and severance costs due to closing of the data center.

During the third quarter of 1995, the Company recorded a $4.7 million recovery from the 1992 and 1993 restructuring reserves.
The closing of the corporate mainframe data processing center in the third quarter and successful subleasing of excess space at the former tax compliance software headquarters facility in Torrance, California allowed management to finalize the needed reserve requirements relating to these initiatives. Domestic publishing and LIS reflected a recovery of $7.4 million and $.9 million, respectively, offsetting a $3.6 million charge for tax compliance software. Lower than anticipated severance payments due to attrition and lower cost reengineering alternatives resulted in the recovery of reserves for domestic publishing and LIS. The additional provision for tax compliance software is attributed to total sublease rentals for excess space in the Torrance, California facility that are lower than the amount the Company is obligated to pay over the remaining eleven years of the lease. Management believes that established reserves are adequate to cover the expected remaining costs to be incurred.

CCH INCORPORATED AND SUBSIDIARIES

Item 2. Managements Discussion and Analysis of Financial
Condition
       and Results of Operations

Financial Condition: September 30, 1995 Compared to December 31,
1994
---------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. The Companys publishing and legal information services segments generally require payment in advance for services and, accordingly, the Company maintains a liquid financial position.

Cash and short term investments decreased approximately $51.0 million during the nine months ended September 30, 1995. The installation of the new order management, billing and accounts receivable systems in 1994 delayed billing and dunning processes in the domestic publishing and legal information services (LIS) segments. Domestic publishing completed issuance of delayed invoicing and in July, completed the first statementing cycle on the new computer system. Domestic publishing is now able to invoice weekly compared to monthly invoicing under the old order management system. LIS segment completed issuance of delayed invoices during the first quarter of 1995 and activated its new dunning processes using the new system during the second quarter of 1995. Management believes that concerted collection efforts will reduce the accounts receivable balances by year-end, but that the accounts receivable balances will not return to historical levels until mid-1996.

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

For the nine months of 1995, the Company purchased $16.7 million of treasury stock, 485,300 shares of Class A and 513,700 shares of Class B. At September 30, 1995, $4.8 million remains in unused treasury stock authorization.

During the nine months ended September 30, 1995, the Company purchased $16.4 million of capital expenditures, compared with $21.1 million in 1994. The 1995 capital expenditures were primarily for upgrading computer equipment in domestic publishing and legal information services.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 1995
COMPARED TO
                       THREE MONTHS ENDED SEPTEMBER 30, 1994

Consolidated revenue for the quarter of $131.4 million increased
$5.0 million or 4.0 percent as compared to 1994. Revenue increases of $4.8 million at LIS, $.6 million in international publishing, and $.3 million in tax compliance software revenue more than offset a $.7 million decrease at domestic publishing.

Prior to the recovery of 1992 and 1993 restructuring reserves, third quarter operating earnings of $2.5 million increased $9.0 million over 1994 operating losses. The improvements over 1994 reflect strong revenue growth in LIS accompanied by improvements in domestic publishing cost structure reflecting the benefits of reengineering and the reduced spending in support of these efforts. Third quarter results include a $4.7 million ($2.8 million after tax or $.09 per share) recovery from 1992 and 1993 restructuring reserves. Closing of the corporate mainframe data processing center in the third quarter and successful subleasing of excess space at the former tax compliance software headquarters facility in Torrance, California allowed management to finalize the needed reserve requirements relating to these initiatives.

Consolidated net income of $4.6 million or $.14 per share in 1995 compares to a loss of ($2.8) million or ($.08) per share in 1994.

CCH INCORPORATED AND SUBSIDIARIES

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 1995
COMPARED TO
                       THREE MONTHS ENDED SEPTEMBER 30, 1994 (Continued)

PUBLISHING: Revenue for the quarter of $93.2 million decreased
$.1 million from 1994, as increases in international publishing revenue of $.6 million were offset by decreases in domestic publishing of $.7 million. Decreases in domestic books and lower renewals in tax and business law products were offset by increases in on-line and state tax and non-tax content areas.

Operating earnings of $3.2 million, before recovery of 1992 and 1993 restructuring reserves, improved $7.6 million from 1994 primarily from reduced costs in domestic publishing. Domestic publishing operating improvements of $8.4 million reflect reduced manufacturing costs associated with outsourcing a significant percent of domestic products and closing two printing facilities during 1994 and reduced direct material costs as a greater percentage of new sales are delivered on less expensive CD-ROM media. In addition, 1994 operating losses included significant costs that were incurred supporting new order processing systems, sales force automation, content management initiatives and new product introduction costs. International operating earnings decreased $.8 million for the quarter. Decreased operating profits from our Australian operations from investment in electronic products more than offset improved earnings in European and Canadian operations. Exchange rate movements had an immaterial effect on international publishing results for the quarter.

TAX COMPLIANCE SOFTWARE: Revenue for the quarter of $4.6 million increased $.3 million from 1994. Increased revenues in software sales offset the anticipated declines in service bureau revenue.

Operating losses, before recovery of 1992 and 1993 restructuring reserves, of $6.6 million declined $.4 million from 1994. The decline was the result of increased operating costs in technology related activities, offsetting slight revenue increases.

LEGAL INFORMATION SERVICES: Revenue of $33.6 million increased
$4.8 million or 16.8 percent over 1994. Statutory representation services, sales of new electronic products and services supporting recent merger and acquisition activity among U.S.
businesses dramatically improved revenue growth.

Operating profit, before recovery of 1992 and 1993 restructuring reserves, of $5.9 million increased $1.8 million from 1994.
Substantial operating profit increases were generated by both revenue increases and a reduced cost structure arising from the reengineering initiatives concluded during mid 1994.

OTHER INCOME, NET: Other income decreased $1.8 million from 1994 due to declines in investment income as a result of delayed cash receipts and the impact of a $.9 million exchange loss on intercompany cash advances to domestic publishing from Australian and Canadian operations.

INCOME TAX EXPENSE: Third quarter income tax expense reflects an adjustment to bring the overall effective tax to an annual rate of 39.5 percent. The rate reduction reflects a one-time tax benefit utilizing state tax loss carryforwards and increased research and development credits.

CCH INCORPORATED AND SUBSIDIARIES

RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1995
COMPARED TO
                       NINE MONTHS ENDED SEPTEMBER 30, 1994

Consolidated revenues for the nine months ended September 30, 1995 were $422.1 million, a $11.1 million or 2.7 percent increase from the comparable 1994 period. A $14.5 million increase in the LIS segment and a $1.3 million increase in the publishing segment were offset by a $4.7 million decrease in the tax compliance software segment.

Consolidated operating income of $21.9 million for the first nine months of 1995 increased $17.7 million from 1994, prior to the $9.7 million voluntary early retirement provision and the $4.7 million recovery of the 1992 and 1993 restructuring reserves.
Significant increases in operating earnings in LIS of $7.6 million and publishing of $11.4 million were offset by declines in tax compliance software of $1.3 million.

Operating results for the second quarter included a pre-tax charge of $9.7 million ($5.7 million after taxes, or $.17 per share) for a previously announced voluntary early retirement program. The annual payroll and benefits savings from the program will be approximately $5 million for 1995 and $9 million in 1996.

Net earnings of $12.1 million or $.36 per share compared to $5.5 million, or $.16 per share, in 1994.

PUBLISHING: Publishing revenue of $283.2 million increased $1.3 million from 1994. International revenues increased $4.1 million or 5.2 percent although domestic revenues decreased $2.8 million, or 1.4 percent. Domestic publishing revenue decreased due to expirations on calendar year products, delays in renewal programs and declines in federal income tax products which more than offset increased revenue in books and on-line fees and growth in non-tax content areas. Sales of books and electronic products remain strong. Revenues from traditional print looseleaf products declined as customers continue migrating to electronic media, particularly CD-ROM. However, print products continue to provide a significant revenue base.

The $11.4 million increase in operating profit, prior to the voluntary early retirement provision and recovery of 1992 and 1993 restructuring reserves, was comprised of a $10.9 million domestic increase and a $.5 million international increase. The improvement in domestic operating results for the nine-month period reflects reduced manufacturing costs associated with outsourcing a significant percent of domestic publishing products, the closing of two printing locations during 1994, and reduced direct material costs as a greater percentage of new sales are delivered on less expensive CD-ROM media. In addition, 1994 operating losses included significant costs that were incurred supporting the new order processing system, sales force automation, content management initiatives and new product introduction costs. International publishing operating earnings increased over the prior year primarily due to revenue increases arising in the European region.

TAX COMPLIANCE SOFTWARE: Revenues decreased $4.7 million over
1994 and operating earnings decreased $1.3 million from 1994. The
Company discontinued its 1040 Solutions product line in mid-1994, converting a large number of customers to its principal product line, ProSystem fx. For the first quarter of 1994, 1040 Solutions contributed approximately $7 million of revenues and $5 million of operating earnings to this segments financial results.
However, the product line was expected to be only marginally profitable in 1994. After eliminating the impacts of the product line discontinuation, revenues increased $2.3 million or 6.2% and operating profits increased $3.7 million, prior to the provision for the voluntary early retirement program and recovery of 1992 and 1993 restructuring provisions.

LEGAL INFORMATION SERVICES: LIS revenue of $99.4 million showed a $14.5 million or 17.1 percent increase from 1994. The strong growth in revenue from this segment is due to statutory representation services, sales of new electronic products and services supporting recent merger and acquisition activity.

CCH INCORPORATED AND SUBSIDIARIES
RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1995
COMPARED TO
                       NINE MONTHS ENDED SEPTEMBER 30, 1994 (Continued)

LIS contributed operating earnings of $15.3 million in 1995, prior to the provision for the voluntary early retirement program and recovery of 1992 and 1993 restructuring reserves, an increase of $7.6 million from 1994. This substantial increase in performance is a result of both continued revenue increases and a reduced cost structure arising from implementation of key reengineering initiatives over the last few years.

OTHER INCOME, NET: Other income decreased $2.1 million from 1994 due to a $1.2 million decline in investment income as a result of reduced funds available for investment.

KNOWN TRENDS, EVENTS AND COMMITMENTS: As a result of stronger than expected third quarter results, the Company now expects 1995 operating earnings to exceed $50 million, after recovery of restructuring reserves and the provision for a voluntary early retirement program. This estimate contemplates that delays in tax legislation will adversely impact fourth quarter publishing results.

The Company is presently in the 1996 budget process. Although the budgets have not been finalized, management now believes that 1996 financial performance could exceed the $70 to $75 million
1996 operating profit target previously announced. LIS revenue growth is now expected to continue in 1996, providing better than previously expected operating earnings potential.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (b) No report on Form 8-K was filed by the Registrant during the three months ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in his capacity as a duly authorized officer and chief financial officer of the registrant.

                                          CCH INCORPORATED
                                        (Registrant)



                                       /s/   John I. Abernethy
                                         -----------------------
                                             John I. Abernethy
                                        Chief Financial Officer

Date: November 9, 1995
                                    Page 13

